Form 10-K
period 2016-12-31
Global Gard, Inc.
filed 2017-04-17
CIK 1627631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-203400

Global Gard, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0452183
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

509 Village no.12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(702) 553-4109

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)		Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

As of December 31, 2016, the aggregate value of voting and non-voting common equity held by non-affiliates was $11,744. The number of outstanding shares as of December 31, 2016 was 11,744,250 shares of common stock, $0.001 par value, issued and outstanding.

GLOBAL GARD, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

		Page Number
Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	24

PART I

ITEM 1: BUSINESS

Business Development

Global Gard, Inc. (GG, we, the Company) was incorporated in the State of Nevada as a for-profit Company on July 16, 2014 and established December 31st as its fiscal year end. We are a development-stage Company that intends to develop security applications for smartphones (apps). We have not yet developed any app.

Our first app to be developed is called G.G.App, intended to be used in dangerous situations and moments of panic or distress. Our to-be-developed app would alert the user’s family and friends ("observers") in possible moments of danger. It may also be used to call Emergency Services such as the Police, Fire Department or Medical Services. We plan to develop two modes of operation: “Stealth Mode” and “Caution Mode”. The Company anticipates that it will not be able to offer the Global Guard application through the Apple’s Apps store as the Company’s application will require its users to Jail Break their IPhones, the Company anticipates it will be able to offer its G.G.APP on the Google Play store as Android phones will not need to be Jail Broken and or Rooted.

Contingent on the sale of at least 75% of the shares offered herein, we also intend to develop a second app: the G.G.App Encriptor. This app is planned to encrypt all data exchanged by internet (Wi-Fi, 3G and 4G) and phone conversations. The objective is to prevent stolen passwords and data obtained by internet connection on untrusted Wi-Fi connections.

Global Gard, Inc. has no plans to change its business activities or partner with another business and is not aware of any circumstances or events that might cause this plan to change.

GG believes that the sale of at least 25% of the offered shares herein would allow us to implement our Plan of Operations and our reporting status with the SEC. We expect to try to implement our Plan of Operations even if we sell less than 25% of the shares offered herein, but more funds would likely be necessary.

As of December 31, 2016, the end of fiscal year, GG had raised $11,744 through the sale of its common stock to our sole officer and director. There is $5,225 of cash on hand in the corporate trust account. The Company currently has liabilities of $15,650, represented by expenses accrued during its start-up related to incorporation costs.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money.

Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Global Gard, Inc. believes that the sale of at least 25% of the offered shares herein would allow us to maintain our reporting status with the SEC, implement our Plan of Operations and generate revenues.

In order to generate revenue, we have to complete the steps described below. We believe we could possibly complete all the phases of our Plan of Operations with the sale of at least 25% of the shares offered herein (at least $34,000).

The sale of 25% of the shares offered herein would provide us $5,341.00 for product development and we believe we would be able to hire the service of a third party development firm in India or Russia to develop one app, G.G.App. With $763.00 to test our apps we believe we could be able to hire a third party Company to conduct the tests, but if necessary, the president would be responsible to conduct the tests. We expect to use $1,144.50 to contract a marketing company to advertise the apps as our Marketing and sale efforts and $381.50 would be allocated for internet, office supplies and telephone costs.

All the cost estimates in our Plan of Operations were based only on our Company’s expectations, our management arrived at these cost estimates based solely on our beliefs and there was no other methodology and/or further research that we have done to base these estimates on. The actual costs may differ from our estimated values, which could result in a complete inability to develop and/or sell our apps. If we cannot fully develop and/or sell our apps, investors in our Company would lose their entire investment.

Mr. Siwarirat does not have any experience in this specific type of business and the lack of such experience can impact negatively his ability to select staff or consultants with the appropriate programing skills; his ability to supervise and evaluate the works of such persons would also be limited. Further, this lack of experience can diminish how he will determine whether programing milestones have been successfully accomplished. All decisions in this Company will be made by him based on his common sense, but his inexperience can impair his judgement.

Because funding is critical to our ability to complete the phases of our plan of operation, in the case we are not able to raise enough funds through this offering, we would have to focus on finding another source of funds, possibly try to raise equity financing. However, being a development stage Company with no revenues to date, it could be very difficult.

We have no plans to enter into a sale of the company, an acquisition of another business or other business combination.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at 509 Village no.12, Nakhon Ratchasima Province, 30280, Thailand, telephone number (702) 553-4109.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2016 the Company had thirty active shareholders.  The Company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our December 31, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2016 Audited Financial Statements - Auditors Report.”

As of December 31, 2016, GG had $5,225 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If GG is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in GG having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because GG is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If GG cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in GG common stock would lose all of their investment.

The development and marketing of our products will continue over the next 12 months. GG does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended December 31, 2016.  As of the fiscal year ended December 31, 2016 we had $5,225 of cash on hand in the bank. We incurred operating expenses in the amount of $8,917 in the fiscal year ended December 31, 2016. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $26,810.

BRM has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $136,000 over the next twelve months. The officer and director, Phiraphat Siwarirat, has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured advance. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL GARD, INC.

FINANCIAL STATEMENTS

December 31, 2016

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS` EQUITY(DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Gard, Inc.

We have audited the accompanying balance sheets of Global Gard, Inc. as of December 31, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016.  Global Gard, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gard, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

March 21, 2017

GLOBAL GARD, INC.

BALANCE SHEETS

Audited

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$5,225	$4,257
TOTAL CURRENT ASSETS	$5,225	$4,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,650	$5,650
Due to related party	8,000	5,000
TOTAL CURRENT LIABILITIES	$15,650	$10,650

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,744,250 shares at December 31, 2016
and 11,500,000 shares at December 31, 2015	$11,744	$11,500
Additional Paid in Capital	4,641	-
Accumulated Deficit	(26,810)	(17,893)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(10,425)	$(6,393)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$5,225	$4,257

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

STATEMENTS OF OPERATIONS

Audited

	Year ended	Year ended
	December 31, 2016	December 31, 2015
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$417	$3,164
Professional Fees	8,500	11,900
Total Expenses, before provision of income taxes	$8,917	$15,064

Provision for income taxes	-	-

NET LOSS	$(8,917)	$(15,064)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,500,000	11,500,000

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

STATEMENTS OF STOCKHOLDERS’S EQUITY (DEFICIT)

From inception (July 16, 2014) to December 31, 2016

Audited

	Common Stock
	Number of		Additional Paid-in	Share Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2014	11,500,000	$11,500	$-	$-	$(2,829)	$8,671
Net Loss for the year to December 31, 2015					(15,064)	(15,064)

Balance, December 31, 2015	11,500,000	11,500	-	-	(17,893)	(6,393)

Common shares issued for cash at $0.020 per share on December 22, 2016	244,250	244	4,641	-	-	4,885

Net Loss for the year to December 31, 2016	-	-	-	-	(8,917)	(8,917)

Balance, December 31, 2016	11,744,250	$11,744	$4,641	$-	$(26,810)	$(10,425)

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year ended	Year ended
	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES
Net loss	$(8,917)	$(15,064)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	-	5,000
Increase (decrease) in accrued expenses	2,000	4,950

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,917)	$(5,114)

FINANCING ACTIVITES
Loan from Related Party	3,000
Proceeds from sale of common stock	4,885

NET CASH PROVIDED BY FINANCING ACTIVITIES	$7,885	$-

NET INCREASE (DECREASE) IN CASH	$968	$(5,114)

CASH, BEGINNING OF PERIOD	$4,257	$9,371

CASH, END OF PERIOD	$5,225	$4,257

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on July 16, 2014 and established a fiscal year end of December 31.The Company intends to develop security applications for smartphones (apps). We have not developed any apps.

All activities of the Company to date relate to its organization, initial funding and share issuances.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, stockholders' equity (deficit) and cash flows include all adjustments, consisting only of normal recurring items, for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements are presented in United States dollars.

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2016, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

GLOBAL GARD, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $10,425, an accumulated deficit of $26,810.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

GLOBAL GARD, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2016

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of December 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 16, 2014 the Company issued 1,435,000 Founder's shares for cash at $0.001 per share. On August 18, 2014 the Company issued a further 10,065,000 Founder's shares for cash at $0.001 per share.

On December 22, 2015 the Company issued 244,250 common shares at $0.02 per share for cash.

On December 31, 2016, the Company had 11,744,250 (December 31, 2015 11,500,000) common shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2016 and 2015, the Company has received $8,000 and $5,000, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2016 are as follows:

	December 31, 2015	December 31, 2016

Net operating loss carry forward	17,893	26,810
Effective Tax rate	35%	35%
Deferred Tax Assets	6,263	9,384
Less: Valuation Allowance	(6,263)	(9,384)
Net deferred tax asset	$ 0	$ 0

GLOBAL GARD, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2016

NOTE 7 – INCOME TAXES (continued)

The net federal operating loss carry forward will expire between 2034 & 2035.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are AMC Auditing, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal controls over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of May 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Phiraphat Siwarirat has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present sole officer/director is set forth below:

Name	Age	Position(s)
Phiraphat Siwarirat	40	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Phiraphat Siwarirat has held his offices/positions since inception of our Company. Directors receive no compensation for serving on the Board of Directors

Executive officers

Phiraphat Siwarirat, owns, manages and runs his own coffee shop since 1998 in Nakhon Ratchasima, Thailand. The coffee shop currently has 2 full-time employees and 3 part-time employees. From 2012 to the present date, he has also been working for BUNLOED body shop, where he does body work and painting for automobiles.

Mr. Siwarirat is a 1998 High School graduated from Puttajak Vittayalai.

Even though he has no experience in this specific type of business, we believe that Mr. Siwarirat is capable of developing our business because he has experience developing and managing employees and his own coffee shop, besides dealing with clients, which could help in the necessary business relationships between the company and future developers and clients. Besides, Mr. Siwarirat has good work ethics and has demonstrated personal interest in the Company’s apps as he is concerned about personal security for himself, friends and family.

Significant Employees

The Company does not, at present, have any employees other than the current officer/director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer/director.

Family Relations

There are no family relationships among the Directors and Officers of Global Gard, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer/director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer/director. Our executive officer/director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer/director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Phiraphat Siwarirat 509 Village no.12, Khok Kruad Sub-District Nakhon Ratchasima Province, 30280 Thailand	11,500,000	100%
	All Beneficial Owners as a Group (1 person)	11,500,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer/director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Siwarirat anticipates devoting at a minimum of ten to fifteen hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended December 31, 2016, we incurred $8,917 of accountant and incorporation fees.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Global Gard, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on April 14, 2015)

3.2	Bylaws of Global Gard, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on April 14, 2015)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Gard, Inc.

/s/ Phiraphat Siwarirat

Phiraphat Siwarirat

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Dated:  April 17, 2017