Form 10-Q
period 2017-03-31
Global Gard, Inc.
filed 2017-05-22
CIK 1627631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-203400

Global Gard, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0452183
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

509 Village no.12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(702) 553-4109

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

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |X| No |_|
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
Yes |X| No |_|

As of March 31, 2017, the aggregate value of voting and non-voting common equity held by non-affiliates was $11,744. The number of outstanding shares as of March 31, 2017 was 11,744,250 shares of common stock, $0.001 par value, issued and outstanding.

GLOBAL GARD, INC.

QUARTERLY REPORT

FORM 10-Q

INDEX

PART I

PART II

Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults upon Senior Securities	11
Item 4	(Removed and Reserved)	11
Item 5	Other Information	11
Item 6	Exhibits	11

GLOBAL GARD, INC

CONDENSED FINANCIAL STATEMENTS

March 31, 2017

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

GLOBAL GARD, INC.

CONDENSED BALANCE SHEETS

Unaudited

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$23	$5,225
TOTAL CURRENT ASSETS	$23	$5,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,150	$7,650
Due to related party	11,550	8,000
TOTAL CURRENT LIABILITIES	$15,700	$15,650

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,744,250 shares at March 31, 2017 and at December 31, 2016	$11,744	$11,744
Additional Paid in Capital	4,641	4,641
Accumulated Deficit	(32,062)	(26,810)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(15,677)	$(10,425)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)	$23	$5,225

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended
	March 31, 2017	March 31, 2016
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$1,002	$55
Professional Fees	4,250	4,250
Total Expenses, before provision of income taxes	$5,252	$4,305

Provision for income taxes	-	-
NET LOSS	$(5,252)	$(4,305)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,744,250	11,500,000

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months ended	3 months ended
	March 31, 2017	March 31, 2016

OPERATING ACTIVITIES
Net loss	$(5,252)	$(4,305)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	-	-
Increase (decrease) in accrued expenses	(3,500)	750

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,752)	$(3,555)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Loan from related party	3,550	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,550	$-

NET INCREASE (DECREASE) IN CASH	$(5,202)	$(3,555)

CASH, BEGINNING OF PERIOD	$5,225	$4,258

CASH, END OF PERIOD	$23	$703

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on July 16, 2014 and established a fiscal year end of December 31. The Company intends to develop security applications for smartphones (apps).  We have not developed any apps.

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $15,677, an accumulated deficit of $32,062. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On July 16, 2014, the Company issued 1,435,000 Founder's shares for cash at $0.001 per share. On August 18, 2014 the Company issued a further 10,065,000 Founder's shares for cash at $0.001 per share.

On March 31, 2017 and on December 31, 2016, the Company had 11,744,250 common shares issued and outstanding.

GLOBAL GARD, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

NOTE 3 - CAPITAL STOCK (continued)

As of March 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Summary Information

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

As of the date of this quarterly report, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern, such alternatives include raising additional debt or equity.

GG has no plans to change its business activities or partner with another business and is not aware of any circumstances or events that might cause this plan to change.

Results of Operations

Revenue

We did not generate any revenue during the three month periods ending March 31, 2017.

Expenses

We incurred expenses in the amount of $5,252 during the three month period ending March 31, 2017 and $4,305 during the three month period ending March 31, 2016.

Net Loss

We incurred a net loss of $5,252 and $4,305 during the three month periods ending March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had $23 in cash, with liabilities of $15,700, as compared to $5,225 in cash and $15,650 in liabilities at December 31, 2016. On March 2017 the Company received as a loan from Phiraphat Siwarirat the amount of $3,550 and during the last quarter ended March 31, 2017 Global Gard paid expenses related to auditor, accounting and transfer agent services associated with last filing audit report. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

As of March 31, 2017 and December 31, 2016, the Company has received $11,550 and $8,000, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits.

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer **
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer ***
101	Interactive Data Files

(*) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-203400), filed with the Securities and Exchange Commission on April 14, 2015.

(**) Included in Exhibit 31.1

(***) Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Gard, Inc.

/s/ Phiraphat Siwarirat

Phiraphat Siwarirat

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Dated:  May 19, 2017