Form 10-Q
period 2017-06-30
Global Gard, Inc.
filed 2018-01-22
CIK 1627631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-203400

Global Gard, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0452183
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

509 Village no.12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(702) 553-4109

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
Yes |X| No |_|

As of June 30, 2017, the aggregate value of voting and non-voting common equity held by non-affiliates was $1,468,094. The number of outstanding shares as of June 30, 2017 was 1,468,093,750 shares of common stock, $0.001 par value, issued and outstanding.

GLOBAL GARD, INC.

QUARTERLY REPORT

FORM 10-Q

INDEX

PART I

PART II

Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults upon Senior Securities	11
Item 4	(Removed and Reserved)	11
Item 5	Other Information	11
Item 6	Exhibits	11

GLOBAL GARD, INC

CONDENSED FINANCIAL STATEMENTS

June 30, 2017

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

GLOBAL GARD, INC.

CONDENSED BALANCE SHEETS

Unaudited

	June 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$42	$5,225
TOTAL CURRENT ASSETS	$42	$5,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,400	$7,650
Due to related party	14,080	8,000
TOTAL CURRENT LIABILITIES	$20,480	$15,650

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
1,468,093,750 shares at June 30, 2017 and 1,468,031,250 at December 31, 2016	$1,468,094	$1,468,031
Additional Paid in Capital	(1,451,699)	(1,451,646)
Accumulated Deficit	(36,833)	(26,810)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(20,438)	$(10,425)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)	$42	$5,225

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended	6 months ended	3 months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$1,021	$-	$2,023	$55
Professional Fees	3,750	2,250	8,000	6,500
Total Expenses, before provision of income taxes	$4,771	$2,250	$10,023	$6,555

Provision for income taxes	-	-	-	-
NET LOSS	$(4,771)	$(2,250)	$(10,023)	$(6,555)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,483,656,250	1,437,500,000	1,483,656,250	1,437,500,000

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	6 months ended	6 months ended
	June 30, 2017	June 30, 2016

OPERATING ACTIVITIES
Net loss	$(10,023)	$(6,555)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accrued expenses	(1,250)	3,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(11,273)	$(3,555)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Loan from related party	6,090	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,090	$-

NET INCREASE (DECREASE) IN CASH	$(5,183)	$(3,555)

CASH, BEGINNING OF PERIOD	$5,225	$4,257

CASH, END OF PERIOD	$42	$702

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $20,438, an accumulated deficit of $36,833. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On July 16, 2014, the Company issued 179,375,000 Founder's shares for cash at $0.000008 per share. On August 18, 2014 the Company issued a further 1,258,125,000 Founder's shares for cash at $0.000008 per share.

On December 22, 2016 the Company issued 30,593,750 common shares at $0.00016 per share for cash.

GLOBAL GARD, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2017

NOTE 3 - CAPITAL STOCK (continued)

On June 30, 2017 and on December 31, 2016, the Company had 1,468,093,750 and 1,468,031,250 common shares issued and outstanding respectively

As of June 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 5, 2017 the Company repurchased 1,396,875,000 common Shares (11,175,000 pre-split) for $10 cash. The Company retired such shares the same day. This resulted in a reduction in the Accumulated Deficit of $11,165.  The stock was cancelled.

On July 6, 2017 the Company approved a 125:1 forward split, which has been retroactively stated throughout.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose other than the following:

In the Company’s board minutes dated July 5, 2017, the Company redeemed and retired 11,175,000 common shares.

In the Company’s board minutes dated July 6, 2017, the Company effected a 125:1 forward stock split on July 6, 2017.

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

Results of Operations

Revenue

We did not generate any revenue during the six month period ending June 30, 2017.

Expenses

We incurred expenses in the amount of $4,771 and $2,250 during the three month period ending June 30, 2017 and June 30, 2016, compared to the six month period ending June 30, 2017 ($10,023) and June 30, 2016 ($6,555).

Net Loss

We incurred a net loss of $4,771 and $2,250 during the three month periods ending June 30, 2017 and 2016, respectively, compared to the six month period ending June 30, 2016 ($10,023) and June 30, 2016 ($6,555).

Liquidity and Capital Resources

As of June 30, 2017, we had $42 in cash, with liabilities of $20,480, as compared to $5,225 in cash and $15,650 in liabilities at December 31, 2016. During the six month period ended June 30, 2017, the Company received as a loan from Phiraphat Siwarirat the amount of $6,090. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

As of June 30, 2017 and December 31, 2016, the Company has received $14,080 and $8,000, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Dated:  January 22, 2018