Form 10-Q
period 2017-09-30
Global Gard, Inc.
filed 2018-04-24
CIK 1627631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-203400

Global Gard, Inc.
(Exact name of registrant as specified in its charter)
Nevada		32-0452183
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

509 Village no.12, Khok Kruad Sub-District, Mueang Nakhon Ratchasima District Nakhon Ratchasima Province, 30280 Thailand
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:		(702) 553-4109

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
Yes |X| No |_|

As of September 30, 2017, the aggregate value of voting and non-voting common equity held by non-affiliates was $71,219. The number of outstanding shares as of September 30, 2017 was 71,218,750 shares of common stock, $0.001 par value, issued and outstanding.

GLOBAL GARD, INC.

QUARTERLY REPORT

FORM 10-Q

INDEX

PART I

PART II

Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults upon Senior Securities	11
Item 4	(Removed and Reserved)	11
Item 5	Other Information	11
Item 6	Exhibits	11

GLOBAL GARD, INC

CONDENSED FINANCIAL STATEMENTS

September 30, 2017

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

GLOBAL GARD, INC.

CONDENSED BALANCE SHEETS

Unaudited

	September 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$67	$5,225
TOTAL CURRENT ASSETS	$67	$5,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,200	$7,650
Due to related party	15,690	8,000
TOTAL CURRENT LIABILITIES	$24,890	$15,650

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
71,218,750 shares at September 30, 2017 and 1,468,031,250 at December 31, 2016	$71,219	$1,468,031
Additional Paid in Capital	(65,999)	(1,451,646)
Accumulated Deficit	(30,043)	(26,810)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(24,823)	$(10,425)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)	$67	$5,225

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$1,875	$215	$3,898	$271
Professional Fees	2,500	1,250	10,500	7,750
Total Expenses, before provision of income taxes	$4,375	$1,465	$14,398	$8,021

Provision for income taxes	-	-	-	-
NET LOSS	$(4,375)	$(1,465)	$(14,398)	$(8,021)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	131,952,446	1,437,500,000	1,017,819,025	1,437,500,000

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months ended	9 months ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES
Net loss	$(14,398)	$(8,021)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accrued expenses	1,550	1,250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,848)	$(6,771)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Loan from related party	7,690	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$7,690	$3,000

NET INCREASE (DECREASE) IN CASH	$(5,158)	$(3,771)

CASH, BEGINNING OF PERIOD	$5,225	$4,257

CASH, END OF PERIOD	$67	$486

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL GARD, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2017

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $24,823, an accumulated deficit of $30,043. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

GLOBAL GARD, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2017

NOTE 3 - CAPITAL STOCK (continued)

On September 30, 2017 and on December 31, 2016, the Company had 71,218,750 and 1,468,031,250 common shares issued and outstanding respectively.

As of September 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Results of Operations

Revenue

We did not generate any revenue during the nine month period ending September 30, 2017.

Expenses

We incurred expenses in the amount of $4,375 and $1,465 during the three month period ending September 30, 2017 and September 30, 2016, compared to the nine month period ending September 30, 2017 ($14,398) and September 30, 2016 ($8,021).

Net Loss

We incurred a net loss of $4,375 and $1,465 during the three month periods ending September 30, 2017 and 2016, respectively, compared to the nine month period ending September 30, 2017 ($14,398) and September 30, 2016 ($8,021).

Liquidity and Capital Resources

As of September 30, 2017, we had $67 in cash, with liabilities of $24,890, as compared to $5,225 in cash and $15,650 in liabilities at December 31, 2016. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

As of September 30, 2017 and December 31, 2016, the Company has received $15,690 per balance sheet and $8,000 per balance sheet, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. The funds provided to the Company by the former President and current President have no interest and no fixed repayment date.

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

Dated:  April 24, 2018